Form 10-K405
period 1996-12-31
FIRST OMNI BANK NA
filed 1997-03-28
CIK 1006183

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                 FORM 10-K

 X Annual report pursuant to Section 13 or 15(d) of the Securi-ties Exchange Act of 1934 for the fiscal year ended December
     31, 1996 or

     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _______

                       Commission file number 0-20755

                           FIRST OMNI BANK, N.A.
          (Exact name of registrant as specified in its charter)
                             on behalf of the
          FIRST OMNI BANK CREDIT CARD MASTER TRUST, SERIES 1996-A

       United States                           51-0263671
(State or other jurisdiction of       (I.R.S. Employer
incorporation or organization         Identification No.)

499 Mitchell Road
Millsboro, Delaware                                 19966
(Address of principal executive offices)          (Zip Code)

(Registrant's telephone number, including area code)(302)934-2000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

     Class A 6.65% Asset Backed Certificates, Series 1996-A

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period thatthe registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes   X       No____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of voting stock held by non-affiliates of the registrant. Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Not Applicable.

Page 2
PART I.

     Item 3.   Legal Proceedings.  None.

     Item 4. Submission of Matters to a Vote of Security Hold-ers. None.

PART II.

     Item 5.   Market for Registrant's Common Equity and Related
               Stockholder Matters. Not applicable for this Re-port.

     Item 9.   Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure.  None.

PART III.

     Item 12. Security Ownership of Certain Beneficial Owners and Management. The following table sets forth, as of December 31, 1996, information regarding each participant in the Depository Trust Company that held a position of more than 5% of the aggregate principal amount of the Class A 6.65% Asset Backed Certficates, Series 1996-A.

                                        Amount/Nature
               Name/Address of          of beneficial   Percent
               beneficial owner           ownership    of Class
               ------------------------------------------------
               Bankers Trust Company     $66,375,000    15.00%
               c/o BT Services Tennessee
               Inc., Pension Trust

               Services, 648 Grassmere
               Park Dr., Nashville, TN
               37211

               Boston Safe Deposit &     $65,155,000    14.72%
               Trust Co., c/o Mellon
               Bank N.A., Three Mellon
               Bank Center Room 153-3015
               Pittsburgh, PA 15259

               Chase Manhattan Bank      $71,580,000    16.18%
               Two Chase Manhattan Plaza
               5th Floor, New York, NY
               10081

    Page 3

                                        Amount/Nature
               Name/Address of          of beneficial   Percent
               beneficial owner           ownership    of Class
               ------------------------------------------------
               Chase Manhattan Bank/     $34,815,000     7.87%
               Chemical, Auto Settle
               Dept., 4 New York Plaza
               4th Floor, New York, NY
               10004

               Northern Trust Company    $46,240,000    10.45%
               801 S. Canal C-In
               Chicago, IL 60607

     Item 13.  Certain Relationships and Related Transactions.
               None.

PART IV.

     Item 14. Exhibits, Financial Statement Schedules and Re-ports on Form 8-K.

     (a)  Exhibits.

     10.1 Pooling and Servicing Agreement, dated as of April 1, 1996, between First Omni Bank, N.A. and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the Commission on May 2, 1996)

     10.2 Series 1996-A Supplement, dated as of April 1, 1996, between First Omni Bank, N.A. and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit
          4.2 to the Registrant's Current Report on Form 8-K filed with the Commission on May 2, 1996)

     99.1 First Omni Bank Credit Card Master Trust, Series
          1996-A, Annual Servicer's Certificate for the period ended 12/31/96.

     99.2 First Omni Bank Credit Card Master Trust, Series
          1996-A, Annual Independent Accountants' Servicing
          Report for the period ended 12/31/96.

     (c)  Reports on Form 8-K.

     (i)  Current Reports on Form 8-K, dated June 17, 1996, July
          15, 1996, August 15, 1996, September 16, 1996, October
          15, 1996, November 15, 1996 and December 16, 1996.

Page 5
                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 28, 1997          FIRST OMNI BANK CREDIT CARD MASTER
                              TRUST, SERIES 1996-A

                              By: FIRST OMNI BANK, N.A., Servicer


                              By:  /s/ ROBERT F. RAY
                                   ------------------------------

                                   Robert F. Ray, Vice President

Page 6

                              EXHIBIT INDEX

Exhibit        Description                                  Page
10.1           Pooling and Servicing Agreement,              -
               dated as of April 1, 1996, between
               First Omni Bank, N.A. and The Bank
               of New York, as Trustee (incorpo-
               rated herein by reference to Exhib-
               it 4.1 to the Registrant's Current
               Report on Form 8-K  filed with the
               Commission on May 2, 1996)

10.2           Series 1996-A Supplement, dated as            -
               of April 1, 1996, between First
               Omni Bank, N.A. and The Bank of New
               York, as Trustee (incorporated
               herein by reference to Exhibit 4.2
               to the Registrant's Current Report
               on Form 8-K filed with the Commis-
               sion on May 2, 1996)

99.1           First Omni Bank Credit Card Master            7
               Trust, Series   1996-A, Annual
               Servicer's Certificate for the
               period ended 12/31/96.

99.2           First Omni Bank Credit Card Master            9
               Trust, Series   1996-A, Annual
               Independent Accountants' Servicing
               Report for the period ended
               12/31/96.